Form 10-Q
period 2015-03-31
ANDES 6 INC.
filed 2015-05-15
CIK 1632312

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended MARCH 31, 2015

[   ]        TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-55367

ANDES 6 Inc.

(Exact name of registrant as specified in its charter)

Delaware	47-2948011
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

16192 Coastal Highway
Lewes, DE	19958
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (415) 713-6957

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

1

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 15, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

4

ANDES 6 Inc.
Condensed Financial Statements

(Unaudited)

ANDES 6 Inc.

Condensed Balance Sheet

(Unaudited)

March 31, 2015
2015
ASSETS

Current assets:
Cash	$ -

Total assets	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 1,317
Total current liabilities	1,317

Stockholders' deficit:
Preferred stock, ($.0001 par value, 5,000,000
shares authorized; none issued and outstanding.)	-
Common stock ($.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued
and outstanding as of March 31, 2015)	1,000
Additional paid-in capital	1,000
Accumulated Deficit	(3,317)
Total stockholders' deficit	(1,317)

Total liabilities and stockholders' deficit	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

6

ANDES 6 Inc.

Condensed Statement of Operations

(Unaudited)

For the period from inception (January 29, 2015) to March 31, 2015

Revenue	$ -

Operating expenses:
General and administrative	3,317
Total operating expenses	3,317

Net loss	$ (3,317)

Basic loss per common share	$ (0.00)

Basic weighted average common
shares outstanding	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 6 Inc.
Condensed Statement of Cash Flows
(Unaudited)

For the period from inception (January 29, 2015) to March 31, 2015

Operating activities:
Net loss	$ (3,317)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Stock-based compensation - related party	1,000

Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,317
Net cash used in operating activities	(1,000)

Financing activities:
Proceeds from capital contributions - related party	1,000
Net cash provided by financing activities	1,000

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$ -

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$ -
Cash paid for taxes	$ -

The accompanying notes are an integral part of these unaudited condensed financial statements.

ANDES 6 Inc.

Notes to Condensed Financial Statements

For the Period Ended March 31, 2015

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business–ANDES 6 Inc., (the “Company”) was incorporated under the laws of the State of Delaware on January 29, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

2.	SUMMARY OF SIGNIFICANT POLICIES

The accompanying unaudited financial statements of ANDES 6 Inc. have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the audited financial statements for the period ended January 31, 2015 of ANDES 6 Inc in our Form 10-12G/A2 filed on March 18, 2015.

The interim financial statements present the balance sheets, statements of operations and cash flows ANDES 6 Inc. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

Use of estimates– The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America(“U.S.GAAP”) requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. These estimates and judgments are based on historical information, information that is currently available to the Company and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Cash and cash equivalents–Cash and cash equivalents consist of cash and short-term investments with original maturities of less than 90 days. Cash equivalents are placed with high credit quality financial institutions and are primarily in money market funds. The carrying value of those investments approximates fair value.

Revenue Recognition – Revenue is only recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Earnings (loss) per share–Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed by dividing income available to common shareholders by the weighted-average number of shares of common stock outstanding during the period increased to include the number of additional shares of common stock that would have been outstanding if potentially dilutive securities had been issued. There were no potentially dilutive securities outstanding during the periods presented.

ANDES 6 Inc.

Notes to Condensed Financial Statements

For the Period Ended March 31, 2015

(Unaudited)

Stock-based compensation–The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with Financial Accounting Standards Board(“FASB”) ASC 718-10, Compensation – Stock Compensation, and the conclusions reached by FASB ASC 505-50, Equity – Equity-Based Payments to Non-Employees. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Income taxes–The Company records income taxes under the asset and liability method, whereby deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and attributable to operating loss and tax credit carryforwards. Accounting standards regarding income taxes requires a reduction of the carrying amounts of deferred tax assets by a valuation allowance, if based on the available evidence, it is more likely than not that such assets will not be realized. Accordingly, the need to establish valuation allowances for deferred tax assets is assessed at each reporting period based on a more-likely-than-not realization threshold. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods, the Company’s experience with operating loss and tax credit carryforwards not expiring unused, and tax planning alternatives.

The Company recorded valuation allowances on the net deferred tax assets. Management will reassess the realization of deferred tax assets based on the accounting standards for income taxes each reporting period. To the extent that the financial results of operations improve and it becomes more likely than not that the deferred tax assets are realizable, the Company will be able to reduce the valuation allowance.

Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. Accounting standards regarding uncertainty in income taxes provides a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely, based solely on the technical merits, of being sustained on examinations. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately anticipate actual outcomes.

Recent Accounting Pronouncements – The Company has evaluated recent pronouncements through Accounting Standards Updates (“ASU”) 2014-08 and believes that none of them will have a material impact on the Company’s financial position, results of operations or cash flows.

ANDES 6 Inc.

Notes to Condensed Financial Statements

For the Period Ended March 31, 2015

(Unaudited)

3.	GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $3,317 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2015 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2015, 10,000,000 shares were issued and outstanding.

Upon formation of the Company on January 29, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended March 31, 2015, which is recorded as additional paid-in capital.

5.	COMMITMENT

There is no commitment or contingency to disclose during the period ended March 31, 2015.

6.	SUBSEQUENT EVENTS

Management has evaluated subsequent events up to and including May 15, 2015, which is the date the statements were made available for issuance and determined there are no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid The costs of investigating and analyzing business combinations, maintaining the filing of Exchange Act reports, the investigation, analyzing, and consummation of an acquisition for an unlimited period of time will be paid without recompense from additional money contributed by Richard Chiang, our sole director, officer and stockholder, or another source. Mr. Chiang’s employer, Tech Associates, Inc. has agreed to pay the company’s expenses in the form of a loan, should funds contributed by Mr. Chiang be insufficient. Tech Associates, Inc. may locate a potential acquisition target on behalf of the company should Mr. Chiang require additional assistance. Mr. Chiang is the President of Tech Associates Inc. and holds 100% ownership; his role within the organization is a consultant analyst with a primary function of reviewing growth companies and their respective business models.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing and consummating an acquisition.

We anticipate that these costs may be in the range of eight to nine thousand dollars, and that we will be able to meet these costs as necessary, to be loaned to or invested in us by our stockholders, management or other investors. We anticipate allocating the entire amount towards the filing of Exchange Act reports.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our management has not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing, and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital that we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and had accumulated a deficit of $3,317 as of March 31, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Based upon that evaluation, including our President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Chairman of the Board, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2015: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the period ended March 31, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

Opt-in Right For Emerging Growth Company

We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Our Business Is Difficult To Evaluate Because We Have No Operating History.

As the Company has no operating history or revenue and only minimal assets, there is a risk that we will be unable to continue as a going concern and consummate a business combination. The Company has had no recent operating history nor any revenues or earnings from operations since inception. We have no significant assets or financial resources. With our limited resources, we are faced with significant administrative costs of being a reporting company, additionally; our accountant’s report has raised substantial doubt about our ability to continue as a going concern. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in our incurring a net operating loss that will increase continuously until we can consummate a business combination with a profitable business opportunity. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination.

There Is Competition For Those Private Companies Suitable For A Merger Transaction Of The Type Contemplated By Management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future Success Is Highly Dependent On The Ability Of Management To Locate And Attract A Suitable Acquisition.

The nature of our operations is highly speculative and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

Control By Management

As of the date of this Form 10-Q, the management of the Company owns 100% of the Company’s outstanding shares. Future investors will own a minority percentage of the Company’s Common Stock will have voting rights even if they will not control the votes of the board of directors or stockholders.

Management of the Company, as majority shareholder has the ability to control the operations of the Company and will have the ability to control substantially all matters submitted to stockholders for approval, including:

•	Election of the board of directors;

•	Removal of any directors;

•	Amendment of the Company’s certificate of incorporation or bylaws; and

•	Adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination.

Our Principal Stockholder May Engage In A Transaction To Cause The Company To Repurchase Their Shares Of Common Stock

In order to provide an interest in the Company to a third party, our stockholder may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase shares of common stock held by the stockholder. As a result of such transaction, our management, principal stockholder and Board of Director may change.

The Company Has No Existing Agreement For A Business Combination Or Other Transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation, or parameters for a potential business combination, and shareholders may be exposed to unknown risks following a merger if the merger partner is a development company or financially unstable. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Management Intends To Devote Only A Limited Amount Of Time To Seeking A Target Company Which May Adversely Impact Our Ability To Identify A Suitable Acquisition Candidate.

While seeking a business combination, management anticipates devoting no more than (30) thirty hours per week to the Company’s affairs in total. Our officer has not entered into a written employment agreement with us and is not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

The Time And Cost Of Preparing A Private Company To Become A Public Reporting Company May Preclude Us From Entering Into A Merger Or Acquisition With The Most Attractive Private Companies.

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15(d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

The Company May Be Subject To Further Government Regulation Which Would Adversely Affect Our Operations.

Although we will be subject to the reporting requirements under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, as amended since we will not be engaged in the business of investing or trading in securities. If we engage in business combinations which result in our holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act. If so, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the SEC as to our status under the Investment Company Act and, consequently, violation of the Investment Company Act could subject us to material adverse consequences.

Any Potential Acquisition Or Merger With A Foreign Company May Subject Us To Additional Risks.

If we enter into a business combination with a foreign concern, we will be subject to risks inherent in business operations outside of the United States. These risks include, for example, currency fluctuations, regulatory problems, punitive tariffs, unstable local tax policies, trade embargoes, risks related to shipment of raw materials and finished goods across national borders and cultural and language differences. Foreign economies may differ favorably or unfavorably from the United States economy in growth of gross national product, rate of inflation, market development, rate of savings, and capital investment, resource self-sufficiency and balance of payments positions, and in other respects.

Our Stockholders May Have A Minority Interest In The Company Following A Business Combination.

If we enter into a business combination with a company with a value in excess of the value of our Company, and issue shares of our Common Stock to the stockholders of such company as consideration for merging with us, our stockholders will likely own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors and control our Company.

There Is Currently No Trading Market For Our Common Stock, And Liquidity Of Shares Of Our Common Stock Is Limited.

All of the presently outstanding shares of common stock (10,000,000) are “restricted securities” as defined under Rule 144 promulgated under the Securities Act and may only be sold pursuant to an effective registration statement or an exemption from registration, if available. The SEC has adopted final rules amending Rule 144 which became effective on February 15, 2008. These final rules may be found at: www.sec.gov/rules/final/2007/33-8869.pdf. Pursuant to the new Rule 144, one year must elapse from the time a “shell company”, as defined in Rule 405, ceases to be “shell company” and files Form 10 information with the SEC, before a restricted shareholder can resell their holdings in reliance on Rule 144. Form 10 information is equivalent to information that a company would be required to file if it were registering a class of securities on Form 10 under the Securities and Exchange Act of 1934 (the “Exchange Act”). Under the amended Rule 144, restricted or unrestricted securities, that were initially issued by a reporting or non-reporting shell company or an Issuer that has at anytime previously a reporting or non-reporting shell company as defined in Rule 405, can only be resold in reliance on Rule 144 if the following conditions are met: (1) the issuer of the securities that was formerly a reporting or non-reporting shell company has ceased to be a shell company; (2) the issuer of the securities is subject to the reporting requirements of Section 13 or 15(d) of the Exchange Act; (3) the issuer of the securities has filed all reports and material required to be filed under Section 13 or 15(d) of the Exchange Act, as applicable, during the preceding twelve months (or shorter period that the Issuer was required to file such reports and materials), other than Form 8-K reports and (4) at least one year has elapsed from the time the issuer filed the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

At the present time, the Company is classified as a “shell company” as defined in Rule 12b-2 of the Securities and Exchange Act of 1934. As such, all restricted securities presently held by the founders of the Company may not be resold in reliance on Rule 144 until: (1) the Company files Form 10 information with the SEC when it ceases to be a “shell company”; (2) the Company has filed all reports as required by Section 13 and 15(d) of the Securities Act for twelve consecutive months; and (3) one year has elapsed from the time the Company files the current Form 10 type information with the SEC reflecting its status as an entity that is not a shell company.

There can be no assurance that we will ever meet these conditions and any purchases of our shares are subject to these restrictions on resale. A purchase of our shares may never be available for resale as we can not be assured we will ever lose our shell company status.

Risks of ownership of “Penny Stocks” under SEC regulations

Penny stocks have less visibility and transparency than higher priced securities. Companies that are quoted as penny stocks have risks that are inherently greater than securities that are higher priced due to such factors as less disclosure, lower investor interest and uncertain financial conditions of the issuer. The SEC has adopted regulations which generally define “penny stock” to be any equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities may be covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and accredited investors. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and other quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statement showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure and suitability requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our stock.

There Are Issues Impacting Liquidity Of Our Securities With Respect To The SEC’s Review Of A Future Resale Registration Statement.

Since our shares of common stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of common stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of common stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of common stock, it is unclear as to how many, if any, shares of common stock the SEC will permit us to register for resale. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in our common stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

We Have Never Paid Dividends On Our Common Stock.

We have never paid dividends on our Common Stock and do not presently intend to pay any dividends in the foreseeable future. We anticipate that any funds available for payment of dividends will be re-invested into the Company to further its business strategy.

The Company May Be Subject To Certain Tax Consequences In Our Business, Which May Increase Our Cost Of Doing Business.

We may not be able to structure our acquisition to result in tax-free treatment for the companies or their stockholders, which could deter third parties from entering into certain business combinations with us or result in being taxed on consideration received in a transaction. Currently, a transaction may be structured so as to result in tax-free treatment to both companies, as prescribed by various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target entity; however, we cannot guarantee that the business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

Our Business Will Have No Revenues Unless And Until We Merge With Or Acquire An Operating Business.

We have had no revenues from operations. We may not realize any revenues unless and until we successfully merge with or acquire an operating business.

The Company Intends To Issue More Shares In A Merger Or Acquisition, Which Will Result In Substantial Dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 100,000,000 shares of common stock and a maximum of 5,000,000 shares of preferred stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result insubstantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of director (the “Board of Directors”) has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock or preferred stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

The Company Has Conducted No Market Research Or Identification Of Business Opportunities, Which May Affect Our Ability To Identify A Business To Merge With Or Acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Because We May Seek To Complete A Business Combination Through A “Reverse Merger”, Following Such A Transaction We May Not Be Able To Attract The Attention Of Major Brokerage Firms.

Additional risks may exist since we will assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We Cannot Assure You That Following A Business Combination With An Operating Business, Our Common Stock Will Be Listed On NASDAQ Or Any Other Securities Exchange.

Following a business combination, we may seek the listing of our common stock on NASDAQ or the NYSE Amex Equities. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our Certificate Of Incorporation Authorizes The Issuance Of Preferred Stock.

Our Certificate of Incorporation authorizes the issuance of up to 5,000,000 shares of preferred stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue preferred stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the common stock. In the event of issuance, the preferred stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of its authorized preferred stock, there can be no assurance that the Company will not do so in the future.

We Will Be Deemed A Blank Check Company Under Rule 419 Of The Securities Act Of 1933. In Any Subsequent Offerings, We Will Have To Comply With Rule 419.

If we publicly offer any securities as a condition to the closing of any acquisition or business combination while we are a blank check or shell company, we will have to fully comply with SEC Rule 419 and deposit all funds in escrow pending advice about the proposed transaction to our stockholders fully disclosing all information required by Regulation 14 of the SEC and seeking the vote and agreement of investment of those stockholders to whom such securities were offered; if no response is received from these stockholders within 45 days thereafter or if any stockholder elects not to invest following our advice about the proposed transaction, all funds that must be held in escrow by us under Rule 419, as applicable, will be promptly returned to any such stockholder. All securities issued in any such offering will likewise be deposited in escrow, pending satisfaction of the foregoing conditions. This is only a brief summary of Rule 419.

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Definition	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ANDES 6 Inc.

By: /s/ Richard Chiang

Richard Chiang, Chief Executive Officer

(Principal Executive Officer) and Chairman of the Board of Directors

Dated: May 15, 2015

