Form 10-Q
period 2015-09-30
Star Vending Services Corp.
filed 2015-10-19
CIK 1632312

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended SEPTEMBER 30, 2015

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

1

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

                State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of October 19, 2015, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Star Vending Services Corp.

(formerly ANDES 6, Inc.)
Financial Statements

(Unaudited)

Contents

Financial Statements	PAGE

Condensed Balance Sheet as of September 30, 2015 (unaudited)	6

Condensed Statements of Operations for the Three Months Ended September 30, 2015 and from January 29, 2015 (inception) through September 30, 2015 (unaudited)	7

Condensed Statement of Cash Flows from January 29, 2015 (inception) through September 30, 2015 (unaudited)	8

Notes to Condensed Financial Statements (unaudited)	9

Star Vending Services Corp. (formerly ANDES 6, Inc.) Condensed Balance Sheet (Unaudited)
September 30,
2015
ASSETS
Current assets:
Cash	$-

Total assets	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,317
Due to related party	27,483
Total current liabilities	28,800

Stockholders' deficit:
Preferred stock, $0.0001 par value, 5,000,000
shares authorized; none issued and outstanding	-
Common stock $0.0001 par value, 100,000,000
shares authorized; 10,000,000 shares issued
and outstanding	1,000
Additional paid-in capital	1,000
Accumulated deficit	(30,800)
Total stockholders' deficit	(28,800)

Total liabilities and stockholders' deficit	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Star Vending Services Corp. (formerly ANDES 6, Inc.) Condensed Statements of Operations (Unaudited)
	Three Months Ended September 30, 2015	January 29, 2015 (inception) through September 30, 2015
Revenue	$-	$-

Operating expenses:
Professional fess	25,084	25,084
General and administrative	100	5,716
Total operating expenses	25,184	30,800

Net Loss	$(25,184)	$(30,800)

Basic and diluted net loss per common share	$(0.00)	$(0.00)

Basic and diluted weighted average
common shares outstanding	10,000,000	10,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

Star Vending Services Corp. (formerly ANDES 6, Inc.)
Condensed Statement of Cash Flows
(Unaudited)
January 29, 2015 (inception) through September 30, 2015
Cash flows from operating activities:
Net loss	$(30,800)
Adjustments to reconcile net loss to net
cash used in operating activities:
Stock-based compensation - related party	1,000
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	1,317
Net cash used in operating activities	(28,483)

Cash flows from financing activities:
Contributed capital	1,000
Due to related party	27,483
Net cash provided by financing activities	28,483

Net change in cash	-

Cash, beginning of period	-

Cash, end of period	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-
Cash paid for taxes	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

Star Vending Services Corp.

(formerly ANDES 6, Inc.)

Notes to Condensed Financial Statements

September 30, 2015

(Unaudited)

1.	DESCRIPTION OF BUSINESS AND HISTORY

Description of business – Star Vending Services Corp. formerly, ANDES 6 Inc., (the “Company”) was incorporated under the laws of the State of Delaware on January 29, 2015 and has been inactive since inception. The Company intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business.

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

The interim condensed financial statements present the balance sheets, statements of operations and cash flows of Star Vending Services Corp. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results of operations for the full year.

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

The accompanying unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated a deficit of $30,800 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. These conditions and the ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

In order to mitigate the risk related with this uncertainty, the Company plans to issue additional shares of common stock for cash and services during the next 12 months.

4. STOCKHOLDERS’ EQUITY

Preferred Stock – The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of September 30, 2015 no shares of preferred stock had been issued.

Common Stock - The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of September 30, 2015, 10,000,000 shares were issued and outstanding respectively.

Upon formation of the Company on January 29, 2015, the Board of Directors issued 10,000,000 shares of common stock for $1,000 in services to the founding shareholder of the Company. In addition, the founding shareholder made a contribution of $1,000 to the Company for the period ended September 30, 2015, which is recorded as additional paid-in capital.

5.	RELATED PARTY TRANSACTIONS

During the period ended September 30, 2015, a related party advanced the Company $27,483 to pay for certain Company expenses. The advance is unsecured, non-interest bearing and due upon demand.

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

Going Concern

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses since inception and has accumulated a deficit of $30,800 as of September 30, 2015. The Company requires capital for its contemplated operational and marketing activities. The Company’s ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company’s contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, September 30, 2015. This evaluation was carried out under the supervision and with the participation of our management, including our President, Chief Executive Officer, Chief Financial Officer, Secretary and Chairman of the Board.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of September 30, 2015, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
4.1	Specimen Stock Certificate		10		4.1	02/06/15
99.1	Share Purchase Agreement, dated July 1, 2015		8-K		99.1	07/01/15
17.1	Richard Chiang resignation letter, dated July 1, 2015		8-K		17.1	07/01/15
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

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

Dated: October 19, 2015

