Form 10-Q
period 2016-03-31
Star Vending Services Corp.
filed 2016-05-16
CIK 1632312

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Registrant’s telephone number, including area code: (949) 204-5239

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of May 9, 2016, the issuer had 10,000,000 shares of its common stock issued and outstanding.

2

PART I - FINANCIAL INFORMATION

(Unaudited)

Star Vending Services Corp.

 Index to Financial Statements

Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 (Unaudited)	5
Consolidated Statements of Operations for the three months ended March 31, 2016 and 2015 (Unaudited)	6
Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015 (Unaudited)	7
Notes to the Unaudited Consolidated Financial Statements	8

4

Star Vending Services Corp. Consolidated Balance Sheets (Unaudited)
	March 31, 2016	December 31, 2015

Assets
Current Assets:
Cash	$—	$768
Accounts receivable	1,602	35,233
Other current assets	22,172	1,751
Inventory	832	13,528
Total Current Assets	24,606	51,280
Property and equipment, net of accumulated depreciation of $67,983 and $58,221	407,399	420,867
Website development, net of accumulated amortization of $896 and $0	9,854	10,750
Total Assets	$441,859	$482,897

Liabilities and Stockholders’ Equity

Current Liabilities:
Cash overdraft	$990	$—
Accounts payable	61,085	53,168
Accounts payable to related party	41,544	43,432
Accrued liabilities	5,580	15,368
Loans payable	33,373	28,754
Loans payable to a related party	80,838	90,145
Total Current Liabilities	223,410	230,687

Long Term Liabilities:
Loans payable	102,363	100,354
Loans payable to related parties	111,173	118,301
Total Liabilities	436,946	449,522

Stockholders’ Equity:
Common stock, $0.0001 par value, 100,000,000 shares authorized, 10,000,000 and 9,950,000 shares issued and outstanding, respectively	1,000	995
Additional paid-in capital	(36,133)	(895)
Accumulated equity	40,046	33,275
Total Stockholders’ Equity	4,913	33,375

Total Liabilities and Stockholders’ Equity	$441,859	$482,897

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Star Vending Services Corp. Consolidated Statements of Operations (Unaudited)
	For the Three Months Ended March 31,
	2016	2015
Sales revenue	$179,929	$119,237
Cost of goods sold	96,249	50,709
Gross Margin	83,680	68,528

Operating Expenses:
Salary expense	20,061	8,747
General and administrative	51,133	38,264
Loss on sale of property and equipment	820	—
Total Operating Expenses	72,014	47,011

Income from operations	11,666	21,517

Other expense:
Interest expense	(4,895)	(5,788)
Total other expense	(4,895)	(5,788)

Income from operations before provision for income taxes	$6,771	$15,729
Provision for income taxes	—	—
Income from continuing operations	6,771	15,729
Income from discontinued operations	—	3,805
Net Income	6,771	19,534

Basic and diluted income per common share	$0.00	$0.00

Weighted average number of common shares outstanding, basic and diluted	10,000,000	9,950,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Star Vending Services Corp. Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended March 31,
	2016	2015

Cash flow from operating activities:
Net income	$6,771	$19,534
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	12,863	8,804
Loss on disposal of fixed assets	820	—
Change in operating assets and liabilities:
Accounts receivable	(1,602)	(8,763)
Other assets	(20,421)	—
Inventory	12,696	(11,668)
Accounts payable and accrued liabilities	7,635	27,604
Net cash provided by operating activities	18,762	35,511

Cash flows from investing activities:
Purchase of property and equipment	(2,726)	(34,549)
Sale of property and equipment	8,000	—
Net cash provided by (used in) investing activities	5,274	(34,549)

Cash flows from financing activities:
Change in cash overdraft	990	17,962
Net advances from related party	(1,888)	(13,481)
Payments on loans payable	(7,471)	(1,709)
Proceeds from loans payable, related party	10,667	11,910
Payments on loans payable, related party	(27,102)	(14,769)
Net cash (used in) financing activities	(24,804)	(87)

Net increase (decrease) in cash	(768)	875
Cash at beginning of the period	768	3,146
Cash at end of the period	$—	$4,021

Supplemental Disclosures:
Interest paid	$4,895	$2,595
Income taxes paid	$—	$—

Noncash Investing and Financing Activities:
Loan payable issued for purchase of property and equipment	$4,593	$—
Loan payable issued for account payable balance	$9,506	$—
Common stock issued in reverse merger	35,233	—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Star Vending Services Corp.

Notes to the Consolidated Financial Statements

March 31, 2016

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Nature of Business

Star Vending Services Corp. (“the Company”) (formerly ANDES 6 Inc.) was incorporated on January 29, 2015 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On July 1, 2015, Richard Chiang, the sole officer and director of the Company, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 9,950,000 shares of his shares of the Company’s common stock to Robert Wiebort. These shares represented 99.5% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, July 1, 2015, Richard Chiang executed the agreement and beneficially retained 50,000 shares of the Company’s stock.

Effective as of January 21, 2016, Star Vending Acquisition Corp, a Nevada corporation and a wholly-owned subsidiary of Star Vending Services Corp. (“Merger Sub”) entered into a share exchange agreement with Robert Thadeus Management Corp or "RTM", and The Wiebort Living Trust, the sole shareholder of RTM, a Nevada company. On January 21, 2016, Merger Sub and RTM entered into a share exchange agreement (the “Exchange Agreement”).  Pursuant to the Exchange Agreement, Merger Sub agreed to issue an aggregate of 9,950,000 shares of its common stock in exchange for all of the issued and outstanding securities of RTM (the “Share Exchange”).  The Share Exchange closed on January 22, 2016.

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

The number of shares cancelled was determined based on negotiations with the security holders of Star Vending Services Corp. and RTM.  The number of shares cancelled by Star Vending Services Corp. was not pro rata, but based on negotiations between the security holder and RTM. As indicated in the Share Exchange Agreement filed on Form Super 8-K, the parties to the transaction acknowledged that a conflict of interest existed with respect to the negotiations for the terms of the Share Exchange due to, among other factors, the fact that certain of the controlling stockholders and control persons of Star Vending Services Corp were also, prior to the completion of the Share Exchange, controlling stockholders and control persons of RTM.

RTM operating under the trade name, Star Vending was incorporated in the State of Nevada on February 13, 2013 and is the operating company of Star Vending Services Corp with one operating unit doing business as Star Vending. The Company operates 269 vending machines offering traditional and healthy food, snacks and beverage options. Its vending machines are located in schools, corporate offices, hospitals, community centers, and high traffic public centers. The Company provides service to all of its vending machine locations from a 10,000 sq. ft. central facility located in Santa Ana, California. The Company currently offers the following brands in its vending machines:

Food: Ready Snax, Nu-Health Fruit, Chobani Greek Yogurt, Umpqua Oats, Bistro Bowl Salads, Bistro Gourmet Salads, Bistro Bowl Organic Salads, Bistro Bowl Wrap Kits, My Gourmet Tuna, My Gourmet Seafood, Nong Shim Bowl Noodle Soup, Maruchan Soup.

Beverages: Coca-Cola, Minute Maid Juice, Dasani Water, Fuze, Powerade, V8, Monster Energy, Pepsi, Starbucks Frappuccino® bottles,Dole Juice, Muscle Milk, Tropicana, Aquafina, Sobe Energy Drinks, 7UP, Snapple, Diet Snapple, Fiji Water, and Deja Blue Water.

Snacks: Hershey's candy bars, Mars, Nestle, Frito Lay, Nabisco, Famous Amos Cookies, Grandma's Cookies, Kellogg's snacks, Mr. Nature, and Lifesavers

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates. The accompanying unaudited consolidated interim financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2016. These unaudited consolidated interim financial statements should be read in conjunction with the audited financial statements Star Vending Services Corp in our Form Super 8-K/A filed on April 29, 2016.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of Star Vending Services Corp. and its wholly-owned subsidiary Robert Thadeus Management Corp. All significant intercompany accounts and transactions have been eliminated.

NOTE 3 – PROPERTY AND EQUIPMENT

Furniture, fixtures, and equipment, stated at cost, less accumulated depreciation (calculated using the straight line method over a useful life of 10 years) consisted of the following:

	March 31, 2016	December 31, 2015
Furniture and fixtures	$12,842	$10,639
Machines and equipment	329,650	335,559
Computers	2,209	2,209
Automobiles	130,681	130,681
Less: accumulated depreciation	(67,983)	(58,221)
Fixed assets, net	$407,399	$420,867

Depreciation expense for the three months ended March 31, 2016 and 2015, was $12,863 and $8,804, respectively.

NOTE 4 – LOANS PAYABLE

The Company has entered into various financing agreements for its vehicles and equipment used in the business. The following is a summary of these loans payable as of March 31, 2016 and December 31, 2015:

Loan	Issue Date	Maturity Date	Interest Rate	Beginning Balance	Payments	Balance 12/31/15	Payments	Balance 3/31/16
Chrysler Capital #1	3/18/2014	4/2/2020	10.79%	$34,445	$(4,840)	$29,605	$(1,718)	$27,887
Chrysler Capital #2	1/23/2015	2/9/2020	5.46%	43,298	(6,337)	36,961	(1,990)	34,971
Crane #1	8/20/2015	9/20/2018	Prime+2%	7,135	(1,011)	6,124	(623)	5,501
Chrysler Capital #3	9/19/2015	10/3/2020	4.74%	44,083	(1,227)	42,856	(1,998)	40,858
Crane #2	10/28/2015	11/28/2018	Prime+2%	4,592	(128)	4,464	(383)	4,081
Crane #3	11/13/2015	12/13/2018	Prime+2%	9,098	—	9,098	(759)	8,339
Crane #4	2/3/2016	3/3/2019	Prime+2%	4,593	—	—	—	4,593
Crane #5	2/10/2016	3/10/2019	Prime+2%	9,506	—	—	—	9,506
				$156,749	$(13,543)	$129,108	$(7,471)	$135,736

NOTE 5 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, Robert Wiebort loaned the Company $10,667 and $27,102 was repaid for a balance due, as of March 31, 2016, of $192,011. The loans consist of various promissory notes all of which are unsecured, bear interest at between 4% and 5%, and mature at various dates through October 2020.

As of March 31, 2016 and December 31, 2015, the Company owed accounts payable to Robert Wiebort of $41,544 and $43,432, respectively. The amounts are due for various expenses paid by Mr. Wiebort on behalf of the Company. The amounts are unsecured, due on demand and bear no interest.

The maturities of all notes, including third party debt, for the next five years are as follows:

Years ended December 31,
2016	$93,210
2017	82,067
2018	65,409
2019	47,028
2020	39,760
Thereafter	-
Total Future Maturities	$327,747

NOTE 6 - STOCKHOLDERS’ EQUITY

Preferred Stock

The Company is authorized to issue 5,000,000 shares of $.0001 par value preferred stock. As of March 31, 2016 no shares of preferred stock had been issued.

Common Stock

The Company is authorized to issue 100,000,000 shares of $.0001 par value common stock. As of March 31, 2016, 10,000,000 shares were issued and outstanding respectively.

Refer to Note 1 for transactions related to the share exchange.

NOTE 7 – GOING CONCERN

The financial statements are presented on the basis that the Company is a going concern.  A going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.  The Company has limited cash and a working capital deficit of $198,804 as of March 31, 2016 which raises substantial doubt about its ability to continue as a going concern.

Management is presently pursuing financing opportunities and increasing its operations. The ability of the Company to achieve its operating goals and to obtain additional financing, however, is uncertain.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result from the outcome of this uncertainty.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company currently utilizes 2,000 sq. ft. of space in Laguna Hills, CA at a cost of $1,500 per month. This lease expires on May 1, 2016.

The Company has leased a 7,500 sq. ft. location in Santa Ana, California commencing May 1, 2016. The lease is for three years, expiring April 30, 2019, at an expense of $6,557 per month.

Minimum lease payments over the next four years are as follows:

Year	Amount
2016	$53,956
2017	78,684
2018	78,684
2019	26,228
Total	$237,552

NOTE 9 – SUBSEQUENT EVENTS

Subsequent to March 31, 2016, Mr. Wiebort was repaid $18,025 of principal and interest on his outstanding loan with the Company.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were incorporated in Delaware as ANDES 6 Inc., on January 29, 2015, and on February 6, 2015, we filed a registration statement on Form 10 to register with the U.S. Securities and Exchange Commission as a public company.  We were originally organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

On July 1, 2015, the sole officer and director of ANDES 6 Inc., Richard Chiang, entered into a Share Purchase Agreement (the “SPA”) pursuant to which he entered into an agreement to sell an aggregate of 9,950,000 shares of his shares of the Company’s common stock to Robert Wiebort. These shares represented 99.5% of the Company’s issued and outstanding common stock. Effective upon the closing date of the Share Purchase Agreement, July 1, 2015, Richard Chiang executed the agreement and owned 50,000 shares of the Company’s stock and Robert Wiebort was the majority stockholder of the Company. On that same day, Robert Wiebort transferred his shares into The Wiebort Living Trust as fully disclosed on Form 13D/A. Following the execution of the SPA, Richard Chiang elected Robert Wiebort, as a Director of the Company. Immediately following the election of Mr. Wiebort as a Director to the Company’s Board of Directors, Mr. Wiebort, acting as the sole director of the Company, accepted the resignation of Richard Chiang as the Company’s President, Chief Executive Officer, Secretary, Treasurer, and Chairman of the Board of Directors. Mr. Chiang’s resignation was in connection with the consummation of the SPA between Mr. Chiang and Mr. Wiebort and was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies or practices.

As previously disclosed on Form 8-K on July 2, 2015, the company filed a Certificate of Amendment (the “Amendment”) to the Certificate of Incorporation with the Secretary of State of the State of Delaware to change the name of the Registrant to Star Vending Services Corp.

Results of Operations

Three months ended March 31, 2016 compared to the three months ended March 31, 2015

Sales Revenue

Sales revenue for the three months ended March 31, 2016, was $179,929, compared to $119,237 for the three months ended March 31, 2015, an increase of $60,692, or 51%. The increase in revenue is due to increasing the number of vending machines in Southern California.

Cost of Goods Sold

Cost of goods sold for the three months ended March 31, 2016, was $96,249, compared to $50,709 for the three months ended March 31, 2015, an increase of $45,540, or 90%. The increase is comparable to the increase in revenue.

Operating Expenses

Salary expense was $20,061 for the three months ended March 31, 2016, compared to $8,747 for the three months ended March 31, 2015, an increase of $11,314, or 129%. Increase is due to the hiring of additional employees as operations increase.

General and administrative expense was $51,133 for the three months ended March 31, 2016, compared to $38,264 for the three months ended March 31, 2015, an increase of $12,869, or 34%. The increase in general and administrative expense can be attributed to costs associated with increased operations such as depreciation, warehouse expense, supplies, commissions, etc.

Interest expense

Interest expense decreased $893 from $5,788 for the three months ended March 31, 2015 to $4,895 for the three months ended March 31, 2016.

Net Income (Loss)

Net income for the three months ended March 31, 2016, was $6,771, compared to $19,534 for the three months ended March 31, 2015. The decrease in net income can be attributed to the higher operating expenses in the current period.

Liquidity

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. As of March 31, 2016, we had cash of $0 and total liabilities of $436,946. Our cash flows from operating activities for the three months ended March 31, 2016 resulted in cash provided of $18,762. Our current cash balance and cash flow from operating activities will not be sufficient to fund our operations. Our cash flow used by financing activities for the three months ended March 31, 2016 was $24,804.

As of March 31, 2016 the Company owed Robert Wiebort $192,011. The loans consist of various promissory notes all of which are unsecured, bear interest at between 4% and 5%, and mature at various dates through October 2020.

As of March 31, 2016, the Company owed accounts payable to Robert Wiebort of $41,544. The amounts are due for various expenses paid by Mr. Wiebort on behalf of the Company. The amounts are unsecured, due on demand and bear no interest.

Over the next 12 months we expect to expend approximately $100,000 in cash for legal, accounting and related services. Cash used for other expenditures is expected to be minimal. We hope to be able to attract suitable investors for our business plan, which will not require us to use our cash, although there can be no assurances that we will be successful in these efforts.

We expect to be able to secure capital through advances from our Chief Executive Officer, shareholders and others in order to pay expenses such as organizational costs, filing fees, accounting fees and legal fees. We believe it will be difficult to secure capital in the future because we have no assets to secure debt and there is currently no trading market for our securities. We will need additional capital in the next twelve months and if we cannot raise such capital on acceptable terms, we may have to curtail our operations or terminate our business entirely.

The inability to obtain financing or generate sufficient cash from operations could require us to reduce or eliminate expenditures for acquiring suitable partners or otherwise curtail or discontinue our operations, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, to the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of our common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuing stock in lieu of cash, which may also result in dilution to existing stockholders.

Operating Capital and Capital Expenditure Requirements

Our controlling shareholders expect to advance us additional funding for operating costs in order to implement our business plan. The funds are loaned to the Company as required to pay amounts owed by the Company. As such, our operating capital is currently limited to the resources of our controlling shareholders. The loans from our controlling shareholders are unsecured and non-interest bearing and have no set terms of repayment. We anticipate receiving additional capital once we are able to have our securities actively trading on a public exchange. There is no guarantee our stock will develop a market on that public exchange.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

None.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report, March 31, 2016. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

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

Based upon that evaluation, including our Chief Executive Officer and Chief Financial Officer, we have concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to a material weakness in our internal control over financial reporting, which is described below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management concluded that, as of March 31, 2016, our internal control over financial reporting was not effective. Our management identified the following material weaknesses in our internal control over financial reporting, which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC guidelines.

We plan to take steps to enhance and improve the design of our internal control over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we hope to implement the following changes during our fiscal year ending December 31, 2016: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out in (i) and (ii) are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are not presently any material pending legal proceedings to which the Registrant is a party or as to which any of its property is subject, and no such proceedings are known to the Registrant to be threatened or contemplated against it.

Item 1A. Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
2.1	Agreement and Plan of Merger		8-K		2.1	01/22/16
3.1	Certificate of Incorporation		10		3.1	02/06/15
3.2	By-Laws		10		3.2	02/06/15
3.3	Amendment to Certificate of Incorporation		8-K		3.3	07/13/15
3.4	Certificate of Merger		8-K		3.4	01/22/16
4.1	Specimen Stock Certificate		10		4.1	02/06/15
99.1	Share Purchase Agreement dated July 1, 2015.		8-K		99.1	07/01/15
10.2	Share Cancellation Agreement		8-K		10.2	01/22/16
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Definition	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X

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

 Date: May 16, 2016

